Form 10QSB
period 1999-06-30
ZEDIK ENTERPRISES INC
filed 1999-08-04
CIK 1010119

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1999

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

Common Stock, No Par Value, 976,200 shares as of June 30, 1999.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             ZEDIK ENTERPRISES, INC.
                          (A Development Stage Company)
                        UNAUDITED CONDENSED BALANCE SHEET
                                  JUNE 30, 1999



                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                            $    609
                                                                       --------

     Total Assets                                                      $    609
                                                                       ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
 Account payable - trade                                               $  2,500
 Notes payable - stockholders                                             7,200
 Accrued interest - stockholders                                            303
                                                                       --------

     Total Current Liabilities                                           10,003
                                                                       --------

Stockholders' Equity (Deficit):
 Preferred stock:  no par value, 10,000,000
  shares authorized, none issued or outstanding                            --
 Common stock:  no par value, 25,000,000 shares
  authorized, 976,200 shares issued and outstanding                       2,602
 Deficit accumulated during the development stage                       (11,996)
                                                                       --------

     Total Stockholders' Equity (Deficit)                                (9,394)
                                                                       --------

     Total Liabilities and Stockholders' Equity (Deficit)              $    609
                                                                       ========



                        See notes to unaudited condensed
                              financial statements.


                             ZEDIK ENTERPRISES, INC.
                          (A Development Stage Company)
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998 AND
            FOR THE PERIOD FROM FEBRUARY 23, 1996 (DATE OF INCEPTION)
                                TO JUNE 30, 1999



                                        Three Months Ended         Six Months Ended
                                             June 30,                   June 30,        Inception to
                                         ----------------          -----------------      June 30,
                                         1999        1998          1999         1998        1999
                                         ----        ----          ----         ----        ----

Revenue                               $    --      $    --      $    --      $    --      $    --

Operating expenses                        2,566           11        9,125           23       11,693
                                      ---------    ---------    ---------    ---------    ---------

  Loss From Operations                   (2,566)         (11)      (9,125)         (23)     (11,693)
                                      ---------    ---------    ---------    ---------    ---------


Other Income (Expense):
 Interest expense - stockholders           (217)        --           (303)        --           (303)
                                      ---------    ---------    ---------    ---------    ---------

  Total Other Income (Expense)             (217)        --           (303)        --           (303)
                                      ---------    ---------    ---------    ---------    ---------

Net Loss                              $  (2,783)   $     (11)   $  (9,428)   $     (23)   $ (11,996)
                                      =========    =========    =========    =========    =========

Net loss per share of common stock:
  Basic                               $    --      $    --      $    (.01)   $    --      $    (.01)
                                      =========    =========    =========    =========    =========
  Diluted                             $    --      $    --      $    (.01)   $    --      $    (.01)
                                      =========    =========    =========    =========    =========

Weighted average number of common
 shares outstanding:
  Basic                                 976,200      976,200      976,200      976,200      972,814
  Diluted                               976,200      976,200      976,200      976,200      972,814




                        See notes to unaudited condensed
                              financial statements.
                                       -2-



                             ZEDIK ENTERPRISES, INC.
                          (A Development Stage Company)
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 AND
            FOR THE PERIOD FROM FEBRUARY 23, 1996 (DATE OF INCEPTION)
                                TO JUNE 30, 1999

                                                                  Six Months Ended
                                                                       June 30,        Inception to
                                                                   ---------------       June 30,
                                                                   1999       1998        1999
                                                                   ----       ----        ----

Cash Flows From Operating Activities:
  Net loss                                                      $ (9,428)   $    (23)   $(11,996)
  Adjustments to reconcile net loss to net cash
   (used) by operating activities:
   Expense from issuance of common stock                            --          --           812
   Changes in liabilities:
    Increase in accounts payable-trade                             2,500        --         2,500
    Increase in accrued interest                                     303        --           303
                                                                --------    --------    --------

         Net Cash (Used) By Operating Activities                  (6,625)        (23)     (8,381)
                                                                --------    --------    --------

Cash Flows From Financing Activities:
  Proceeds from stockholders loans                                 7,200        --         7,200
  Issuance of common stock                                          --          --         1,790
                                                                --------    --------    --------

         Net Cash Provided By Financing Activities                 7,200        --         8,990
                                                                --------    --------    --------

         Net Increase (Decrease) in Cash and Cash Equivalents        575         (23)        609

         Cash and Cash Equivalents at Beginning of Period             34          81        --
                                                                --------    --------    --------

         Cash and Cash Equivalents at End of Period             $    609    $     58    $    609
                                                                ========    ========    ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                    $   --      $   --      $   --
    Income taxes                                                $   --      $   --      $   --




                        See notes to unaudited condensed
                              financial statements.
                                       -3-

                             ZEDIK ENTERPRISES, INC.
                          (A Development Stage Company)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Basis of Presentation
---------------------

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended June 30, 1999 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 1999. It is recommended that this financial information be read with the complete financial statements included in the Company's Form 10-SB previously filed with the Securities and Exchange Commission.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company seeks merger candidates with on-going operations. As of June 30, 1999, the Company had not identified any such candidates.

Results of Operations
---------------------

Three Months Ended June 30, 1999 vs. Three Months Ended June 30, 1998.

     No operating revenues were generated during the three months ended June 30, 1999 and 1998. Operating expenses increased by $2,555 to $2,566 for the three months ended June 30, 1999 compared to $11 for the three months ended June 30, 1998. The increase in operating expenses resulted from professional fees incurred in connection with filing a Form 10-SB. The Company's net loss increased to $2,783 for the three months ended June 30, 1999 compared to $11 for the three months ended June 30, 1998.

Six Months Ended June 30, 1999 vs. Six Months Ended June 30, 1998.

     No operating revenues were generated during the six months ended June 30, 1999 and 1998. Operating expenses increased by $9,102 to $9,125 for the six months ended June 30, 1999 compared to $23 for the six months ended June 30, 1998. The increase in operating expenses resulted from professional fees incurred in connection with filing Form 10-SB. The Company's net loss increased to $9,428 for the six months ended June 30, 1999 compared to $23 for the six months ended June 30, 1998.

Liquidity and Capital Resources
-------------------------------

     In February and March 1999, stockholders loaned $7,200 to the Company. The loans bear interest at 12% and are payable upon demand. The Company had a working capital deficiency of $9,394 at June 30, 1999.

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