Form 10QSB
period 1999-09-30
ZEDIK ENTERPRISES INC
filed 1999-11-09
CIK 1010119

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1999

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

                                 Yes X  No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, No Par Value, 976,200 shares as of September 30, 1999.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             ZEDIK ENTERPRISES, INC.
                          (A Development Stage Company)
                        UNAUDITED CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 1999



                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                            $  1,979
                                                                       --------

     Total Assets                                                      $  1,979
                                                                       ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
 Account payable - trade                                               $  2,505
 Notes payable - stockholders                                            12,200
 Accrued interest - stockholders                                            564
                                                                       --------

     Total Current Liabilities                                           15,269
                                                                       --------

Stockholders' Equity (Deficit):
 Preferred stock:  no par value, 10,000,000
  shares authorized, none issued or outstanding                            --
 Common stock:  no par value, 25,000,000 shares
  authorized, 976,200 shares issued and outstanding                       2,602
 Deficit accumulated during the development stage                       (15,892)
                                                                       --------

     Total Stockholders' Equity (Deficit)                               (13,290)
                                                                       --------

     Total Liabilities and Stockholders' Equity (Deficit)              $  1,979
                                                                       ========


                             See notes to unaudited
                        condensed financial statements.


                                      ZEDIK ENTERPRISES, INC.
                                   (A Development Stage Company)
                           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 AND
                     FOR THE PERIOD FROM FEBRUARY 23, 1996 (DATE OF INCEPTION)
                                       TO SEPTEMBER 30, 1999



                                         Three Months Ended        Nine Months Ended
                                           September 30,             September 30,       Inception to
                                         -----------------         -----------------     September 30,
                                         1999         1998         1999         1998         1999
                                         ----         ----         ----         ----         ----

Revenue                               $    --      $    --      $    --      $    --      $    --

Operating expenses                        3,635           12       12,760           35       15,328
                                      ---------    ---------    ---------    ---------    ---------

  Loss From Operations                   (3,635)         (12)     (12,760)         (35)     (15,328)
                                      ---------    ---------    ---------    ---------    ---------

Other Income (Expense):
 Interest expense - stockholders           (261)        --           (564)        --           (564)
                                      ---------    ---------    ---------    ---------    ---------

  Total Other Income (Expense)             (261)        --           (564)        --           (564)
                                      ---------    ---------    ---------    ---------    ---------

Net Loss                              $  (3,896)   $     (12)   $ (13,324)   $     (35)   $ (15,892)
                                      =========    =========    =========    =========    =========

Net loss per share of common stock:
  Basic                               $    --      $    --      $    (.01)   $    --      $    (.02)
                                      =========    =========    =========    =========    =========
  Diluted                             $    --      $    --      $    (.01)   $    --      $    (.02)
                                      =========    =========    =========    =========    =========

Weighted average number of common
 shares outstanding:
  Basic                                 976,200      976,200      976,200      976,200      973,051
  Diluted                               976,200      976,200      976,200      976,200      973,051


                                      See notes to unaudited
                                  condensed financial statements.


                                       ZEDIK ENTERPRISES, INC.
                                    (A Development Stage Company)
                            UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 AND
                      FOR THE PERIOD FROM FEBRUARY 23, 1996 (DATE OF INCEPTION)
                                        TO SEPTEMBER 30, 1999


                                                                  Nine Months Ended
                                                                    September 30,      Inception to
                                                                  ----------------     September 30,
                                                                  1999        1998         1999
                                                                  ----        ----         ----
Cash Flows From Operating Activities:
  Net loss                                                      $(13,324)   $    (35)   $(15,892)
  Adjustments to reconcile net loss to net cash
   (used) by operating activities:
   Expense from issuance of common stock                            --          --           812
   Changes in liabilities:
    Increase in accounts payable-trade                             2,505        --         2,505
    Increase in accrued interest                                     564        --           564
                                                                --------    --------    --------

         Net Cash (Used) By Operating Activities                 (10,255)        (35)    (12,011)
                                                                --------    --------    --------

Cash Flows From Financing Activities:
  Proceeds from stockholders loans                                12,200        --        12,200
  Issuance of common stock                                          --          --         1,790
                                                                --------    --------    --------

         Net Cash Provided By Financing Activities                12,200        --        13,990
                                                                --------    --------    --------

         Net Increase (Decrease) in Cash and Cash Equivalents      1,945         (35)      1,979

         Cash and Cash Equivalents at Beginning of Period             34          81        --
                                                                --------    --------    --------

         Cash and Cash Equivalents at End of Period             $  1,979    $     46    $  1,979
                                                                ========    ========    ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                    $   --      $   --      $   --
    Income taxes                                                $   --      $   --      $   --




                                       See notes to unaudited
                                   condensed financial statements.


                             ZEDIK ENTERPRISES, INC.
                          (A Development Stage Company)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended September 30, 1999 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 1999. It is recommended that this financial information be read with the complete financial statements included in the Company's Form 10-SB previously filed with the Securities and Exchange Commission.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company seeks merger candidates with on-going operations. As of September 30, 1999, the Company had not identified any such candidates.

Results of Operations

Three Months Ended September 30, 1999 vs. Three Months Ended September 30, 1998.

     No operating revenues were generated during the three months ended September 30, 1999 and 1998. Operating expenses increased by $3,623 to $3,635 for the three months ended September 30, 1999 compared to $12 for the three months ended September 30, 1998. The increase in operating expenses resulted from professional fees incurred in connection with filing a Form 10-SB and other periodic reports. The Company's net loss increased to $3,896 for the three months ended September 30, 1999 compared to $12 for the three months ended September 30, 1998

Nine Months Ended September 30, 1999 vs. Nine Months Ended September 30, 1998.

     No operating revenues were generated during the nine months ended September 30, 1999 and 1998. Operating expenses increased by $12,725 to $12,760 for the nine months ended September 30, 1999 compared to $35 for the nine months ended September 30, 1998. The increase in operating expenses resulted from professional fees incurred in connection with filing Form 10-SB and other periodic reports. The Company's net loss increased to $13,324 for the nine months ended September 30, 1999 compared to $35 for the nine months ended September 30, 1998.

Liquidity and Capital Resources

     During 1999, stockholders loaned $12,200 to the Company. The loans bear interest at 12% and are payable upon demand. The Company had a working capital deficiency of $13,290 at September 30, 1999.

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


Date: November  , 1999                       Zedik Enterprises, Inc.
                                             -----------------------
                                             (Registrant)


                                              /s/ Earnest Mathis, Jr.
                                              -----------------------
                                              Earnest Mathis, Jr.
                                              Chief Executive Officer
                                              Chief Financial Officer
                                              (Principal Accounting Officer),
                                              Secretary and Director