Form 10QSB
period 2000-06-30
ZEDIK ENTERPRISES INC
filed 2000-08-08
CIK 1010119

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended June 30, 2000

                         Commission file number: 0-25810


                             ZEDIK ENTERPRISES, INC.
                 (Name of Small Business Issuer in its charter)


           Colorado                                              84-1504371
           --------                                              -----------
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

Common Stock, No Par Value, 976,200 shares as of June 30, 2000.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.


                             ZEDIK ENTERPRISES, INC.
                          (A Development Stage Company)
                        UNAUDITED CONDENSED BALANCE SHEET
                                  JUNE 30, 2000



                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                            $  4,557
                                                                       --------

     Total Assets                                                      $  4,557
                                                                       ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
 Account payable - trade                                               $  4,950
 Notes payable - stockholders                                            24,300
 Accrued interest - stockholders                                          2,035
                                                                       --------

     Total Current Liabilities                                           31,285
                                                                       --------

Stockholders' Equity (Deficit):
 Preferred stock:  no par value, 10,000,000
  shares authorized, none issued or outstanding                            --
 Common stock:  no par value, 25,000,000 shares
  authorized, 976,200 shares issued and outstanding                       2,602
 Deficit accumulated during the development stage                       (29,330)
                                                                       --------

     Total Stockholders' Equity (Deficit)                               (26,728)
                                                                       --------

     Total Liabilities and Stockholders' Equity (Deficit)              $  4,557
                                                                       ========




                        See notes to unaudited condensed
                              financial statements.


                                     ZEDIK ENTERPRISES, INC.
                                  (A Development Stage Company)
                          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                  FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999 AND
                    FOR THE PERIOD FROM FEBRUARY 23, 1996 (DATE OF INCEPTION)
                                        TO JUNE 30, 2000




                                        Three Months Ended         Six Months Ended
                                              June 30,                  June 30,         Inception to
                                            -----------               -----------          June 30,
                                         2000         1999         2000         1999         2000
                                         ----         ----         ----         ----         ----

Revenue                               $    --      $    --      $    --      $    --      $    --

Operating expenses                        2,924        2,566        9,267        9,125       27,295
                                      ---------    ---------    ---------    ---------    ---------

  Loss From Operations                   (2,924)      (2,566)      (9,267)      (9,125)     (27,295)
                                      ---------    ---------    ---------    ---------    ---------

Other Income (Expense):
 Interest expense - stockholders           (599)        (217)      (1,040)        (303)      (2,035)
                                      ---------    ---------    ---------    ---------    ---------

  Total Other Income (Expense)             (599)        (217)      (1,040)        (303)      (2,035)
                                      ---------    ---------    ---------    ---------    ---------

Net Loss                              $  (3,523)   $  (2,783)   $ (10,307)   $  (9,428)   $ (29,330)
                                      =========    =========    =========    =========    =========

Net loss per share of common stock:
  Basic                               $    --      $    --      $    (.01)   $    (.01)   $    (.03)
                                      =========    =========    =========    =========    =========
  Diluted                             $    --      $    --      $    (.01)   $    (.01)   $    (.03)
                                      =========    =========    =========    =========    =========

Weighted average number of common
 shares outstanding:
  Basic                                 976,200      976,200      976,200      976,200      973,594
  Diluted                               976,200      976,200      976,200      976,200      973,594




                                     See notes to unaudited
                                 condensed financial statements.
                                               -2-


                                   ZEDIK ENTERPRISES, INC.
                                (A Development Stage Company)
                        UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 AND
                  FOR THE PERIOD FROM FEBRUARY 23, 1996 (DATE OF INCEPTION)
                                      TO JUNE 30, 2000


                                                              Six Months Ended
                                                                  June 30,         Inception to
                                                                  --------           June 30,
                                                              2000         1999        2000
                                                              ----         ----        ----

Cash Flows From Operating Activities:
  Net loss                                                  $(10,307)   $ (9,428)   $(29,330)
  Adjustments to reconcile net loss to net cash
   (used) by operating activities:
   Expense from issuance of common stock                        --          --           812
   Changes in liabilities:
    Accounts payable                                           2,450       2,500       4,950
    Accrued interest                                           1,040         303       2,035
                                                            --------    --------    --------

         Net Cash (Used) By Operating Activities              (6,817)     (6,625)    (21,533)
                                                            --------    --------    --------

Cash Flows From Financing Activities:
  Proceeds from stockholders loans                             9,600       7,200      24,300
  Issuance of common stock                                      --          --         1,790
                                                            --------    --------    --------

         Net Cash Provided By Financing Activities             9,600       7,200      26,090
                                                            --------    --------    --------

         Net Increase in Cash and Cash Equivalents             2,783         575       4,557

         Cash and Cash Equivalents at Beginning of Period      1,774          34        --
                                                            --------    --------    --------

         Cash and Cash Equivalents at End of Period         $  4,557    $    609    $  4,557
                                                            ========    ========    ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                $   --      $   --      $   --
    Income taxes                                            $   --      $   --      $   --




                                   See notes to unaudited
                               condensed financial statements.
                                             -3-

                             ZEDIK ENTERPRISES, INC.
                          (A Development Stage Company)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the six months ended June 30, 2000 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2000. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 previously filed with the Securities and Exchange Commission.

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

Item 2. Management's Discussion And Analysis or Plan of Operation.

     The Company seeks merger candidates with ongoing operations. As of June 30, 2000, the Company had not identified any such candidates.

Results of Operations.
----------------------

Three Months Ended June 30, 2000, vs. Three Months Ended June 30, 1999.

     No operating revenues were generated during the three months ended June 30, 2000 and 1999. Operating expenses increased by $358 to $2,924 for the three months ended June 30, 2000, compared to $2,566 for the three months ended June 30, 1999. The Company's net loss increased to $3,523 for the three months ended June 30, 2000, compared to $2,783 for the three months ended June 30, 1999.

Six Months Ended June 30, 2000, vs. Six Months Ended June 30, 1999.

     No operating revenues were generated during the six months ended June 30, 2000 and 1999. Operating expenses increased by $142 to $9,267 for the six months ended June 30, 2000, compared to $9,125 for the six months ended June 30, 1999. The Company's net loss increased to $10,307 for the six months ended June 30, 2000, compared to $9,428 for the six months ended June 30, 1999.

Liquidity and Capital Resources.
--------------------------------

     As of June 30, 2000, stockholders have loaned $24,300 to the Company. The loans bear interest at 12% and are payable on demand. The Company had a working capital deficiency of $26,728 as of June 30, 2000.

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


Date: August 7, 2000                    ZEDIK ENTERPRISES, INC.
                                             (Registrant)



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