Form 10QSB
period 2000-09-30
ZEDIK ENTERPRISES INC
filed 2000-11-01
CIK 1010119

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended September 30, 2000

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

Common Stock, No Par Value, 976,200 shares as of September 30, 2000.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.
-----------------------------


                             ZEDIK ENTERPRISES, INC.
                          (A Development Stage Company)
                        UNAUDITED CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2000



                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                            $    386
                                                                       --------

     Total Assets                                                      $    386
                                                                       ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
 Notes payable - stockholders                                          $ 27,300
 Accrued interest - stockholders                                          2,840
                                                                       --------

     Total Current Liabilities                                           30,140
                                                                       --------

Stockholders' Equity (Deficit):
 Preferred stock:  no par value, 10,000,000
  shares authorized, none issued or outstanding                            --
 Common stock:  no par value, 25,000,000 shares
  authorized, 976,200 shares issued and outstanding                       2,602
 Deficit accumulated during the development stage                       (32,356)
                                                                       --------

     Total Stockholders' Equity (Deficit)                               (29,754)
                                                                       --------

     Total Liabilities and Stockholders' Equity (Deficit)              $    386
                                                                       ========



                             See notes to unaudited
                        condensed financial statements.



                                     ZEDIK ENTERPRISES, INC.
                                  (A Development Stage Company)
                          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
               FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 AND
                    FOR THE PERIOD FROM FEBRUARY 23, 1996 (DATE OF INCEPTION)
                                      TO SEPTEMBER 30, 2000



                                        Three Months Ended         Nine Months Ended
                                           September 30,             September 30,       Inception to
                                      ----------------------    ----------------------   September 30,
                                         2000         1999         2000         1999         2000
                                      ---------    ---------    ---------    ---------    ---------
Revenue                               $    --      $    --      $    --      $    --      $    --

Operating expenses                        2,221        3,635       11,488       12,760       29,516
                                      ---------    ---------    ---------    ---------    ---------

  Loss From Operations                   (2,221)      (3,635)     (11,488)     (12,760)     (29,516)
                                      ---------    ---------    ---------    ---------    ---------

Other Income (Expense):
 Interest expense - stockholders           (805)        (261)      (1,845)        (564)      (2,840)
                                      ---------    ---------    ---------    ---------    ---------

  Total Other Income (Expense)             (805)        (261)      (1,845)        (564)      (2,840)
                                      ---------    ---------    ---------    ---------    ---------

Net Loss                              $  (3,026)   $  (3,896)   $ (13,333)   $ (13,324)   $ (32,356)
                                      =========    =========    =========    =========    =========

Net loss per share of common stock:
  Basic                               $    --      $    --      $    (.01)   $    (.01)   $    (.03)
                                      =========    =========    =========    =========    =========
  Diluted                             $    --      $    --      $    (.01)   $    (.01)   $    (.03)
                                      =========    =========    =========    =========    =========

Weighted average number of common
 shares outstanding:
  Basic                                 976,200      976,200      976,200      976,200      973,936
  Diluted                               976,200      976,200      976,200      976,200      973,936





                                     See notes to unaudited
                                 condensed financial statements.

                                               -2-


                                   ZEDIK ENTERPRISES, INC.
                                (A Development Stage Company)
                        UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 AND
                  FOR THE PERIOD FROM FEBRUARY 23, 1996 (DATE OF INCEPTION)
                                    TO SEPTEMBER 30, 2000


                                                              Nine Months Ended
                                                                September 30,     Inception to
                                                            --------------------  September 30,
                                                              2000        1999        2000
                                                            --------    --------    --------
Cash Flows From Operating Activities:
  Net loss                                                  $(13,333)   $(13,324)   $(32,356)
  Adjustments to reconcile net loss to net cash
   (used) by operating activities:
   Expense from issuance of common stock                        --          --           812
   Changes in liabilities:
    Accounts payable                                          (2,500)      2,505        --
    Accrued interest                                           1,845         564       2,840
                                                            --------    --------    --------

         Net Cash (Used) By Operating Activities             (13,988)    (10,255)    (28,704)
                                                            --------    --------    --------

Cash Flows From Financing Activities:
  Proceeds from stockholders loans                            12,600      12,200      27,300
  Issuance of common stock                                      --          --         1,790
                                                            --------    --------    --------

         Net Cash Provided By Financing Activities            12,600      12,200      29,090
                                                            --------    --------    --------

         Net Increase (Decrease) in Cash and Cash
          Equivalents                                         (1,388)      1,945         386

         Cash and Cash Equivalents at Beginning of Period      1,774          34        --
                                                            --------    --------    --------

         Cash and Cash Equivalents at End of Period         $    386    $  1,979    $    386
                                                            ========    ========    ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                $   --      $   --      $   --
    Income taxes                                            $   --      $   --      $   --



                                   See notes to unaudited
                               condensed financial statements.

                                             -3-

                             ZEDIK ENTERPRISES, INC.
                          (A Development Stage Company)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


Basis of Presentation
---------------------

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended September 30, 2000 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2000. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 previously filed with the Securities and Exchange Commission.

Per Share Information
---------------------

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

Item 2. Management's Discussion And Analysis or Plan of Operation.
------------------------------------------------------------------

     The Company seeks merger candidates with ongoing operations. As of September 30, 2000, the Company had not identified any such candidates.

Results of Operations.
----------------------

Three Months Ended September 30, 2000, vs. Three Months Ended September 30,
1999.

     No operating revenues were generated during the three months ended September 30, 2000 and 1999. Operating expenses decreased by $1,414 to $2,221 for the three months ended September 30, 2000, compared to $3,635 for the three months ended September 30, 1999. The Company's net loss decreased to $3,026 for the three months ended September 30, 2000, compared to $3,896 for the three months ended September 30, 1999.

Nine Months Ended September 30, 2000, vs. Nine Months Ended September 30, 1999.

     No operating revenues were generated during the nine months ended September 30, 2000 and 1999. Operating expenses decreased by $1,272 to $11,488 for the nine months ended September 30, 2000, compared to $12,760 for the nine months ended September 30, 1999. The Company's net loss increased to $13,333 for the nine months ended September 30, 2000, compared to $13,324 for the nine months ended September 30, 1999.

Liquidity and Capital Resources.
--------------------------------

     As of September 30, 2000, stockholders have loaned $27,300 to the Company. The loans bear interest at 12% and are payable on demand. The Company had a working capital deficiency of $29,754 as of September 30, 2000.

     The Company does not have sufficient funds to continue its operating activities. Future operating activities are expected to be funded by loans from major stockholders.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.
--------------------------

     None.

Item 2. Changes in Securities.
------------------------------

     None.

Item 3. Defaults upon Senior Securities.
----------------------------------------

     None.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     None.

Item 5. Other Information.
--------------------------

     None.

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

     Reports on Form 8-K: During the three months covered by this report, the Company filed no reports on form 8-K.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date: November 1, 2000                          ZEDIK ENTERPRISES, INC.
                                                     (Registrant)


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