Form 10KSB40
period 2000-12-31
ZEDIK ENTERPRISES INC
filed 2001-03-26
CIK 1010119

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from _______________ to ________________

Commission File No. 0-25801

                             ZEDIK ENTERPRISES, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)

           Colorado                                            84-1504371
 ------------------------------                            --------------------
(State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification Number)


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

                            No Par Value Common Stock
                                (Title of Class)


     Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X  No
                                   -----  -----

     As of February 28, 2001, 976,200 shares of the Registrant's no par value Common Stock were outstanding. As of February 28, 2001, there was no market value of the Registrant's no par value Common Stock, since such stock was not trading on any exchange.

     Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                 -----

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

Business Development

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

     It is anticipated that business opportunities will be available to the Company and sought by the Company from various sources throughout the United States, including its officers and directors, professional advisors such as attorneys and accountants, securities broker/dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. Management believes that business opportunities and ventures will become available to it due to a number of factors, including, among others: (a) management's willingness to enter into unproven, speculative ventures; (b) management's contacts and acquaintances; and
(c) the Company's flexibility with respect to the manner in which it may structure potential financing, mergers and/or acquisitions. However, there is no assurance that the Company will be able to structure, finance, merge with and/or acquire any business opportunity or venture.

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

Selection of Opportunities

     The analysis of new business opportunities will be undertaken by or under the supervision of the Company's executive officers and directors. Inasmuch as the Company will have no funds available to it in its search for business opportunities and ventures, the Company will not be able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. The Company will however, investigate, to the extent believed reasonable by its management, such potential business opportunities or ventures.

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

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and costs for accountants, attorneys and others. The Company's sole executive officer anticipates funding the Company's operations, including providing funds necessary to search for acquisition candidates, until an acquisition candidate is found, without regard to the amount involved. Accordingly, no alternative cash resources have been explored.

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

Form of Acquisition

     The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters. The exact form or structure of the Company's participation in a business opportunity or venture will be dependent upon the needs of the particular situation. The Company's participation may be structured as an asset purchase agreement, a lease, a license, a joint venture, a partnership, a merger, or acquisition of securities.

     As set forth above, the Company may acquire its participation in a business opportunity through the issuance of Common Stock or other securities in the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1986, as amended, may depend upon the issuance to the shareholders of the acquired company of at least eighty percent (80%) of the Common Stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, all prior shareholders may, in such circumstances, retain twenty percent (20%) or less of the total issued and outstanding Common Stock. If such a transaction were available to the Company, it will be necessary to obtain shareholder approval to effectuate a reverse stock split or to authorize additional shares of Common Stock prior to completing such acquisition. This could result in substantial additional dilution to the equity of those who were shareholders of the Company prior to such reorganization. Further, extreme caution should be exercised by any investor relying upon any tax benefits in light of the proposed new tax laws. It is possible that no tax benefits will exist at all. Prospective investors should consult their own legal, financial and other business advisors.

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

Rights of Dissenting Shareholders

     Under the Colorado Corporation Code, a business combination typically requires the approval of two-thirds of the outstanding shares of both participating companies. The Company's Articles of Incorporation reduce the voting requirement to a majority of the Company's outstanding Common Stock. Shareholders who vote against any business combination in certain instances may be entitled to dissent and to obtain payment for their shares pursuant to Sections 7-4-123 and 7-4-124 of the Colorado Corporation Code. The requirement of approval of the Company's shareholders in any business combination is limited to those transactions identified as a merger or a consolidation. A business combination identified as a share exchange under which the Company would be the survivor does not require the approval of the Company's shareholders, nor does it entitle shareholders to dissent and obtain payment for their shares. Accordingly, unless the acquisition is a statutory merger, requiring shareholder approval, the Company will not provide shareholders with a disclosure document containing audited or unaudited financial statements, prior to such acquisition.

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

     None of the Company's officers, directors, promoters, their affiliates or associates have had any preliminary contact or discussions with and there are no present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction contemplated in this registration statement.

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

The Company's Office

     The Company's office is located at 26 West Dry Creek Circle, Suite 600, Littleton, Colorado 80120, and the telephone number is (303) 794-9450. The Company's office is located in the office of Earnest Mathis, the Company's President and a Director of the Company. The Company's office will remain at Mr. Mathis' office until an acquisition has been concluded. There are no written documents memorializing the foregoing. The Company is not responsible for reimbursement for out-of-pocket office expenses, such as telephone, postage or supplies.

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

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

     The Company is provided rent-free office space by an officer and director of the Company at 26 West Dry Creek Circle, Suite 600, Littleton, Colorado 80120. The Company is not responsible for reimbursement for out-of-pocket office expenses, such as telephone, postage or supplies.

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

     As of February 28, 2001, the Company has 235 holders of record of its Common Stock.

Dividend Policy

     The Company has not paid any dividends since its inception and does not anticipate paying any dividends on its Common Stock in the foreseeable future.

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

     Section 15g also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealer's "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealer's duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customer's rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll-free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

     The Company seeks merger candidates with ongoing operations. As of December 31, 2000, the Company had not identified any such candidates.

Results of Operations

Year Ended December 31, 2000 vs. Year Ended December 31, 1999.

     No operating revenues were generated during the years ended December 31, 2000 and 1999. Operating expenses decreased by $1,671 to $13,789 for the year ended December 31, 2000 compared to $15,460 for the year ended December 31, 1999. The Company's net loss increased to $16,495 for the year ended December 31, 2000 compared to $16,455 for the year ended December 31, 1999.

Liquidity and Capital Resources

     During 2000, stockholders loaned $15,000 to the Company. The loans bear interest at 12% and are payable upon demand. The Company had a working capital deficiency of $32,916 at December 31, 2000.

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

ITEM 7.  FINANCIAL STATEMENTS

                            ZEDIK ENTERPRISES, INC.

                          INDEX TO FINANCIAL STATEMENTS



Financial Statements                                                     Page
--------------------                                                     ----
 Independent Auditors' Report                                             F-2

 Balance Sheet as of December 31, 2000                                    F-3

 Statements of Operations for the years ended
  December 31, 2000 and 1999 and for
  the period from February 23, 1996 (date of inception)
  to December 31, 2000                                                    F-4

 Statements of Changes in Stockholders' Equity (Deficit) for the
  years ended December 31, 2000, 1999, 1998, 1997 and 1996                F-5

 Statements of Cash Flows for the years ended
  December 31, 2000 and 1999 and for
  the period from February 23, 1996 (date of inception)
  to December 31, 2000                                                    F-6

 Notes to Financial Statements                                            F-7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Zedik Enterprises, Inc.


We have audited the accompanying balance sheet of Zedik Enterprises, Inc. (a development stage Company) as of December 31, 2000, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999 and for the period from February 23, 1996 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zedik Enterprises, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and for the period from February 23, 1996 (date of inception) to December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $16,495 during the year ended December 31, 2000, and, as of that date had a working capital deficiency of $32,916 and stockholders' deficit of $32,916. As discussed in Note 1 to the financial statements, the Company's operating losses and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                               /s/ Angell & Deering
                                               --------------------
                                               Angell & Deering
                                               Certified Public Accountants


Denver, Colorado
January 15, 2001

                             ZEDIK ENTERPRISES, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                DECEMBER 31, 2000


                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                            $    485
                                                                       --------

     Total Assets                                                      $    485
                                                                       ========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


Current Liabilities:
  Notes payable - stockholders                                         $ 29,700
  Accrued interest - stockholders                                         3,701
                                                                       --------

     Total Current Liabilities                                           33,401
                                                                       --------


Stockholders' Equity (Deficit):
  Preferred stock:  no par value, 10,000,000 shares
   authorized, none issued or outstanding                                  --
  Common stock:  no par value, 25,000,000 shares
   authorized, 976,200 shares issued and outstanding                      2,602
  Deficit accumulated during the development stage                      (35,518)
                                                                       --------

     Total Stockholders' Equity (Deficit)                               (32,916)
                                                                       --------

     Total Liabilities and Stockholders' Equity (Deficit)              $    485
                                                                       ========


                     The accompanying notes are an integral
                       part of these financial statements.


                                               ZEDIK ENTERPRISES, INC.
                                            (A Development Stage Company)
                                              STATEMENTS OF OPERATIONS
                                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND
                              FOR THE PERIOD FROM FEBRUARY 23, 1996 (DATE OF INCEPTION)
                                                TO DECEMBER 31, 2000



                                                           Year Ended
                                                           December 31,                         Inception To
                                                           ------------                          December 31,
                                                    2000                    1999                    2000
                                                    ----                    ----                    ----

Revenue                                          $    --                 $    --                 $    --

Operating expenses                                  13,789                  15,460                 (31,817)
                                                 ---------               ---------               ---------

   Loss From Operations                            (13,789)                (15,460)                (31,817)

Other Income (Expense):
  Interest expense - stockholders                   (2,706)                   (995)                 (3,701)
                                                 ---------               ---------               ---------

   Net Income (Loss)                             $ (16,495)              $ (16,455)              $ (35,518)
                                                 =========               =========               =========

Net Income (Loss) Per Share of
 Common Stock:

   Basic                                         $    (.02)              $    (.02)              $    (.04)
                                                 =========               =========               =========

   Diluted                                       $    (.02)              $    (.02)              $    (.04)
                                                 =========               =========               =========

Weighted Average Number of
 Common Shares Outstanding:

   Basic                                           976,200                 976,200                 973,863

   Diluted                                         976,200                 976,200                 973,863




                                       The accompanying notes are an integral
                                         part of these financial statements.



                                         ZEDIK ENTERPRISES, INC.
                                      (A Development Stage Company)
                         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                                                Common Stock
                                                         ---------------------------            Accumulated
                                                         Shares               Amount              Deficit
                                                         ------               ------              -------


Balance at February 23, 1996 (inception)                   --               $   --               $   --

Shares of common stock issued in February
 1996 for cash at $.002 per share                       895,000                1,790                 --

Shares of common stock issued in
 April 1996 Private Placement
 distribution for no cash, valued
 at $.01 per share                                       81,200                  812                 --

Net loss for the period                                    --                   --                 (2,475)
                                                       --------             --------             --------

Balance at December 31, 1996                            976,200                2,602               (2,475)

Net loss for the year                                      --                   --                    (46)
                                                       --------             --------             --------

Balance at December 31, 1997                            976,200                2,602               (2,521)

Net loss for the year                                      --                   --                    (47)
                                                       --------             --------             --------

Balance at December 31, 1998                            976,200                2,602               (2,568)

Net loss for the year                                      --                   --                (16,455)
                                                       --------             --------             --------

Balance at December 31, 1999                            976,200                2,602              (19,023)

Net loss for the year                                      --                   --                (16,495)
                                                       --------             --------             --------

Balance at December 31, 2000                            976,200             $  2,602             $(35,518)
                                                       ========             ========             ========



                                       The accompanying notes are an integral
                                         part of these financial statements.



                                               ZEDIK ENTERPRISES, INC.
                                            (A Development Stage Company)
                                              STATEMENTS OF CASH FLOWS
                                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND
                              FOR THE PERIOD FROM FEBRUARY 23, 1996 (DATE OF INCEPTION)
                                                TO DECEMBER 31, 2000


                                                                      Year Ended
                                                                     December 31,                     Inception To
                                                              --------------------------              December 31,
                                                              2000                  1999                  2000
                                                              ----                  ----                  ----

Cash Flows From Operating Activities:
  Net income (loss)                                         $(16,495)             $(16,455)             $(35,518)
  Adjustments to reconcile net
   income (loss) to net cash (used)
   by operating activities:
    Issuance of common stock in Private
     Placement distribution                                     --                    --                     812
   Changes in assets and liabilities:
    Accounts payable                                          (2,500)                2,500                  --
    Accrued interest                                           2,706                   995                 3,701
                                                            --------              --------              --------

       Net Cash (Used) By Operating
        Activities                                           (16,289)              (12,960)              (31,005)
                                                            --------              --------              --------

Cash Flows From Financing Activities:
  Proceeds from stockholder loans                             15,000                14,700                29,700
  Issuance of common stock                                      --                    --                   1,790
                                                            --------              --------              --------

       Net Cash Provided By Financing
        Activities                                            15,000                14,700                31,490
                                                            --------              --------              --------

       Net Increase (Decrease) in Cash
        and Cash Equivalents                                  (1,289)                1,740                   485

       Cash and Cash Equivalents at
        Beginning of Period                                    1,774                    34                  --
                                                            --------              --------              --------

       Cash and Cash Equivalents at
        End of Period                                       $    485              $  1,774              $    485
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

                                                         F-6

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

     Net Income (Loss) Per Share of Common Stock
     -------------------------------------------
     The Company adopted SFAS No. 128, "Earnings Per Share", which specifies the method of computation, presentation and disclosure for earnings per share. SFAS No. 128 requires the presentation of two earnings per share amounts, basic and diluted.

     Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method.

     Estimates
     ---------
     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities

                             ZEDIK ENTERPRISES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies (Continued)
   -----------------------------------------------------
     Estimates (Continued)
     --------------------
     at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Notes Payable - Stockholders
   ----------------------------
     12% unsecured demand notes payable to Stockholders.                 $29,700
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

4. Income Taxes
   ------------
     The components of the provision for income taxes are as follows:

                                              Year Ended
                                              December 31,         Inception To
                                           ------------------       December 31,
                                           2000          1999          2000
                                           ----          ----          ----
     Current:
      Federal                              $--           $--           $--
      State                                 --            --            --
                                           ----          ----          ----

       Total                                --            --            --
                                           ----          ----          ----

     Deferred:
      Federal                               --            --            --
      State                                 --            --            --
                                           ----          ----          ----

       Total                                --            --            --
                                           ----          ----          ----

     Total Provision For Income Taxes      $--           $--           $--
                                           ====          ====          ====


     The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision (benefit) for income taxes as follows:



                             ZEDIK ENTERPRISES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


4. Income Taxes (Continued)
---------------------------
                                                      Year Ended
                                                      December 31,       Inception To
                                                  -----------------       December 31,
                                                  2000         1999          2000
                                                  ----         ----          ----
             Federal statutory rate                (34)%        (34)%          (34)%
             State income taxes, net of federal
              benefits                             (3)          (3)             (3)
             Valuation allowance                   37           37              37
                                                  ---          ---             ---

             Total                                 --%          --%             --%
                                                  ===          ===             ===


     The following is a reconciliation of the provision for income taxes to income before provision for income taxes computed at the federal statutory rate of 34%.

                                                                      Year Ended
                                                                     December 31,            Inception To
                                                                --------------------         December 31,
                                                                2000            1999             2000
                                                                ----            ----             ----

        Income taxes at the federal statutory rate           $  (5,608)      $  (5,995)      $  (12,076)
        Federal surtax exemption                                 3,134           3,126            6,748
        State income taxes, net of federal benefits               (496)           (664)          (1,264)
        Valuation allowance                                      2,970           3,533            6,592
                                                             ---------       ---------       ----------

        Total                                                $      --       $      --       $       --
                                                             =========       =========       ==========

     Significant components of deferred income taxes as of December 31, 2000 are as follows:

             Net operating loss carry forward                  $   6,725
                                                               ---------

             Total deferred tax asset                              6,725

             Less valuation allowance                             (6,725)
                                                               ---------

             Net Deferred Tax Asset                            $      --
                                                               =========

     The Company has assessed its past earnings history and trends and expiration dates of carryforwards and has determined that it is more likely than not that no deferred tax assets will be realized. A valuation allowance of $6,725 as of December 31, 2000 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. The net change in the valuation allowance for deferred tax assets was an increase of $3,103 for the year ended December 31, 2000. The Company will continue to review this valuation on an annual basis and make adjustments as appropriate.

     As of December 31, 2000 the Company had net operating loss carryforwards of approximately $35,500. The net operating losses can be carried forward twenty years to offset future taxable income. The net operating loss carryforwards expire in the years 2011 through 2020.

                             ZEDIK ENTERPRISES INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


5. Related Party Transactions
   --------------------------
     Notes payable - stockholders (Note 2).

6. Fair Value of Financial Instruments
   -----------------------------------
     Disclosures about Fair Value of Financial Instruments for the Company's financial instruments are presented in the table below. These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results. The following table presents a summary of the Company's financial instruments as of December 31, 2000:

                                                               2000
                                                      -------------------------
                                                      Carrying        Estimated
                                                       Amount        Fair Value
                                                       ------        ----------
          Financial Assets:
           Cash and cash equivalents                  $    485          $    485

          Financial Liabilities:
           Notes payable                                29,700            29,700

     The carrying amounts for cash and cash equivalents and accrued expenses approximate fair value because of the short maturities of these instruments. The fair value of the notes payable approximates fair value because of the market rate of interest on the notes.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None.


                                    PART III

ITEM 9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND CONTROL  PERSONS;
---------------------------------------------------------------------------
COMPLIANCE  WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------

     The name, age and position held in the Company by its executive officers and directors are as follows:

                                                                Officer/Director
Name                   Age             Position                      Since
----                   ---             --------                      -----

Earnest Mathis         41              President and Director         1996

Gary J. McAdam         49              Secretary/Treasurer            1996
                                       and Director

Gary A. Agron          56              Director                       1996

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

Earnest Mathis - President and Director

     Since February 1996 to the present, Mr. Mathis has been President and a member of the Board of Directors of the Company and Vov Enterprises, Inc., an inactive Colorado-based reporting company. From February 2001 to the present, Mr. Mathis has been the President, Chief Financial Officer and a member of the Board of Directors of Care Concepts, Inc., a publicly-held shell corporation. From January 1999 to the present, Mr. Mathis has been Chief Executive Officer and Chief Financial Officer of Milestone Capital, Inc. and serves as the company's sole director. Milestone is a publicly-held shell corporation. From January 1987 to the present, Mr. Mathis has been President and a member of the Board of Directors of Inverness Investments, a privately held financial consulting company in Denver, Colorado. From February 1998 to the present, Mr. Mathis has served as Manager of Amerigolf, LLC, a golf course development company. From January 1997 to the present, Mr. Mathis has served as President of Integrated Medical Services, Inc. (IMS). IMS is a wholly owned subsidiary which transports and processes medical waste from small and large generators of medical waste. In March 1999, IMS sold 100% of its assets to publicly-held Stericycle, Inc. Mr. Mathis attended Denver University where he studied finance and since 1992, has been a member of the Denver Society of Securities Analysts.

Gary J. McAdam - Secretary/Treasurer and a Director

     From 1996 to the present, Mr. McAdam has been Secretary, Treasurer and a member of the Board of Directors of the Company and Vov Enterprises, Inc., an inactive Colorado-based reporting company. Mr. McAdam has 23 years of experience working in the financial markets and has served as President of Growth Ventures, Inc. since 1979. Since 1986, Growth Ventures, Inc. has worked with and consulted to companies in the areas of mergers and acquisitions, going public, venture capital, business development and strategic planning, and public relations. From 1998 until September 1999, Mr. McAdam was Vice President and a director of International Cavitation Technologies, Inc. Mr. McAdam holds a Bachelor of Arts Degree from the University of Denver.

Gary A. Agron - Director

     Since February 1996 to the present, Mr. Agron has been a director of the Company. Mr. Agron has also been a director of Meadow Valley Corporation, a publicly-held Arizona-based construction company, from November 1995 to the present. He has been engaged in the private practice of securities law since 1977, with emphasis on representation of issuers and brokers-dealers in public offerings and private placements of equity securities. He has also been a director of Xedar Corporation, a publicly-held Colorado-based technology design firm, since 1973, and a director of Vov Enterprises, Inc., an inactive Colorado-based reporting company, since 1996. Mr. Agron earned a Bachelor of Arts degree and a Juris Doctorate degree from the University of Colorado.

     There is no family relationship between any director or executive office and any other director or executive officer.

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

Option Grants in Last Year and Stock Option Grant

     The following table provides information on option grants during the year ended December 31, 2000, to the named executive officers:

Individual Grants


                            % of Total Options
                   Options      Granted to
Name               Granted   Employees in Year   Exercise Price  Expiration Date
----               -------   -----------------   --------------  ---------------

Earnest Mathis       -0-           0%                 --               --

Gary J. McAdam       -0-           0%                 --               --

Gary A. Agron        -0-           0%                 --               --


Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

     There were no executive officers' unexercised options at December 31, 2000. No shares of Common Stock were acquired upon exercise of options during the fiscal year ended December 31, 2000.

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


                                            Amount of              Percent
Name                                        Ownership             of Class
----                                        ---------             --------

Earnest Mathis (1)                           298,334                 30.56%
26 West Dry Creek Circle, Suite 600
Littleton, CO 80120

Gary J. McAdam (2)                           298,333                 30.56%
6041 South Syracuse Way, Suite 307
Englewood, CO 80111

Gary A. Agron                                298,333                 30.56%
5445 DTC Parkway, Suite 520
Englewood, CO 80111

All officers and
directors as a
group (3 persons) (1)(2)                     895,000                 91.68%

(1) Represents 298,334 shares held in the name of Mathis Family Partners, Ltd., a Colorado limited partnership of which Mr. Mathis is the general partner.

(2) Represents 298,333 shares held in the name of GM/CM Family Partners, Ltd., a Colorado limited partnership of which Mr. McAdam is the general partner.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     a. Exhibits:

     Exhibit No.   Title
     -----------   -----

     2.01          Articles of Incorporation of the Registrant (1)

     2.02          Bylaws of the Registrant (1)

     (1)           Filed with the Company's Form 10-SB on April 6, 1999.

     b.            Reports on Form 8-K.

                   No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Littleton, Colorado, on March 20, 2001.


                                            ZEDIK ENTERPRISES, INC.



                                            By:  /s/  Earnest Mathis
                                               --------------------------------
                                                      Earnest Mathis, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on the dates indicated.

         Signature                           Title                    Date
         ---------                           -----                    ----

/s/ Earnest Mathis                   President and Director       March 20, 2001
-----------------------------
    Earnest Mathis

/s/ Gary J. McAdam                   Secretary/Treasurer (Chief   March 20, 2001
-----------------------------        Financial Officer) and
    Gary J. McAdam                   Director


/s/ Gary A. Agron                    Director                     March 20, 2001
-----------------------------
    Gary A. Agron