Form 10QSB
period 2001-09-30
ZEDIK ENTERPRISES INC
filed 2001-11-07
CIK 1010119

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended September 30, 2001

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

Common Stock, No Par Value, 976,200 shares as of September 30, 2001.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.


                             ZEDIK ENTERPRISES, INC.
                          (A Development Stage Company)
                        UNAUDITED CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2001


                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                            $    516
                                                                       --------

     Total Assets                                                      $    516
                                                                       ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
 Notes payable - stockholders                                          $ 37,700
 Accrued interest - stockholders                                          6,804
                                                                       --------

     Total Current Liabilities                                           44,504
                                                                       --------

Stockholders' Equity (Deficit):
 Preferred stock:  no par value, 10,000,000
  shares authorized, none issued or outstanding                            --
 Common stock:  no par value, 25,000,000 shares
  authorized, 976,200 shares issued and outstanding                       2,602
 Deficit accumulated during the development stage                       (46,590)
                                                                       --------

     Total Stockholders' Equity (Deficit)                               (43,988)
                                                                       --------

     Total Liabilities and Stockholders' Equity (Deficit)              $    516
                                                                       ========




                             See notes to unaudited
                         condensed financial statements.



                                     ZEDIK ENTERPRISES, INC.
                                  (A Development Stage Company)
                          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
               FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 AND
                    FOR THE PERIOD FROM FEBRUARY 23, 1996 (DATE OF INCEPTION)
                                      TO SEPTEMBER 30, 2001



                                       Three Months Ended         Nine Months Ended
                                          September 30,             September 30,       Inception to
                                        -----------------         -----------------     September 30,
                                        2001         2000         2001         2000         2001
                                        ----         ----         ----         ----         ----

Revenue                               $    --      $    --      $    --      $    --      $    --

Operating expenses                        1,349        2,221        7,969       11,488       39,786
                                      ---------    ---------    ---------    ---------    ---------

  Loss From Operations                   (1,349)      (2,221)      (7,969)     (11,488)     (39,786)
                                      ---------    ---------    ---------    ---------    ---------

Other Income (Expense):
 Interest expense - stockholders         (1,128)        (805)      (3,103)      (1,845)      (6,804)
                                      ---------    ---------    ---------    ---------    ---------

  Total Other Income (Expense)           (1,128)        (805)      (3,103)      (1,845)      (6,804)
                                      ---------    ---------    ---------    ---------    ---------

  Net Loss                            $  (2,477)   $  (3,026)   $ (11,072)   $ (13,333)   $ (46,590)
                                      =========    =========    =========    =========    =========

Net loss per share of common stock:
  Basic                               $    --      $    --      $    (.01)   $    (.01)   $    (.05)
                                      =========    =========    =========    =========    =========
  Diluted                             $    --      $    --      $    (.01)   $    (.01)   $    (.05)
                                      =========    =========    =========    =========    =========

Weighted average number of common
 shares outstanding:
  Basic                                 976,200      976,200      976,200      976,200      974,175
  Diluted                               976,200      976,200      976,200      976,200      974,175



                                     See notes to unaudited
                                 condensed financial statements.



                                    ZEDIK ENTERPRISES, INC.
                                 (A Development Stage Company)
                         UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 AND
                   FOR THE PERIOD FROM FEBRUARY 23, 1996 (DATE OF INCEPTION)
                                     TO SEPTEMBER 30, 2001


                                                                 Nine Months Ended
                                                                   September 30,     Inception to
                                                                 ----------------    September 30,
                                                                 2001        2000        2001
                                                                 ----        ----        ----

Cash Flows From Operating Activities:
  Net loss                                                    $(11,072)   $(13,333)   $(46,590)
  Adjustments to reconcile net loss to net cash
   (used) by operating activities:
   Expense from issuance of common stock                          --          --           812
   Changes in liabilities:
    Accounts payable                                              --        (2,500)       --
    Accrued interest                                             3,103       1,845       6,804
                                                              --------    --------    --------

       Net Cash (Used) By Operating Activities                  (7,969)    (13,988)    (38,974)
                                                              --------    --------    --------

Cash Flows From Financing Activities:
  Proceeds from stockholders loans                               8,000      12,600      37,700
  Issuance of common stock                                        --          --         1,790
                                                              --------    --------    --------

       Net Cash Provided By Financing Activities                 8,000      12,600      39,490
                                                              --------    --------    --------

       Net Increase (Decrease) in Cash and Cash Equivalents         31      (1,388)        516

       Cash and Cash Equivalents at Beginning of Period            485       1,774        --
                                                              --------    --------    --------

       Cash and Cash Equivalents at End of Period             $    516    $    386    $    516
                                                              ========    ========    ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                  $   --      $   --      $   --
    Income taxes                                              $   --      $   --      $   --




                                    See notes to unaudited
                                condensed financial statements.

                                              -3-

                             ZEDIK ENTERPRISES, INC.
                          (A Development Stage Company)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



Basis of Presentation

The accompanying financial information of the Company is prepared in accordance with the rules prescribed for filing condensed interim financial statements and, accordingly, does not include all disclosures that may be necessary for complete financial statements prepared in accordance with generally accepted accounting principles. The disclosures presented are sufficient, in management's opinion, to make the interim information presented not misleading. All adjustments, consisting of normal recurring adjustments, which are necessary so as to make the interim information not misleading, have been made. Results of operations for the nine months ended September 30, 2001 are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2001. It is recommended that this financial information be read with the complete financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 previously filed with the Securities and Exchange Commission.

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

Item 2. Management's Discussion And Analysis or Plan of Operation.

     The Company seeks merger candidates with ongoing operations. As of September 30, 2001, the Company had not identified any such candidates.

Results of Operations.

Three Months Ended September 30, 2001, vs. Three Months Ended September 30,
2000.

     No operating revenues were generated during the three months ended September 30, 2001 and 2000. Operating expenses decreased by $872 to $1,349 for the three months ended September 30, 2001, compared to $2,221 for the three months ended September 30, 2000. The Company's net loss decreased to $2,477 for the three months ended September 30, 2001, compared to $3,026 for the three months ended September 30, 2000.

Nine Months Ended September 30, 2001, vs. Nine Months Ended September 30, 2000.

     No operating revenues were generated during the nine months ended September 30, 2000 and 1999. Operating expenses decreased by $3,519 to $7,969 for the nine months ended September 30, 2001, compared to $11,488 for the nine months ended September 30, 2000. The Company's net loss decreased to $11,072 for the nine months ended September 30, 2001, compared to $13,333 for the nine months ended September 30, 2000.

Liquidity and Capital Resources.

     As of September 30, 2001, stockholders have loaned $37,700 to the Company. The loans bear interest at 12% and are payable on demand. The Company had a working capital deficiency of $43,988 as of September 30, 2001.

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


Date: November 6, 2001          ZEDIK ENTERPRISES, INC.
                                     (Registrant)


                                /s/ Earnest Mathis, Jr.
                                ------------------------------------------------
                                Earnest Mathis, Jr.
                                Chief Executive Officer, Chief Financial Officer
                                   (Principal Accounting Officer), Secretary
                                    and Director