Form 10KSB
period 2001-12-31
ZEDIK ENTERPRISES INC
filed 2002-05-08
CIK 1010119

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from _______________ to ________________

Commission File No. 0-25801



                             ZEDIK ENTERPRISES, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


          Colorado                                  84-1504371
          --------                                  ----------
(State or other jurisdiction    (I.R.S. Employer Identification or organization)
  of incorporation Number)

                       26 West Dry Creek Circle, Suite 600
                            Littleton, Colorado 80120
                            -------------------------
           (Address of principal executive offices including Zip Code)

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

                             Yes    X     No
                                 -------     -------

     As of April 30, 2002, 976,200 shares of the Registrant's no par value Common Stock were outstanding. As of April 30, 2002, there was no market value of the Registrant's no par value Common Stock, since such stock was not trading on any exchange.

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

General

     The Company proposes to seek, investigate and, if warranted, acquire an interest in one or more business opportunity ventures. As of the date hereof, the Company has no business opportunities or ventures under contemplation for acquisition or merger but proposes to investigate potential opportunities with investors or entrepreneurs with a concept which has not yet been placed in operation, or with firms which are developing companies. The Company may seek out established businesses which may be experiencing financial or operating difficulties and are in need of the limited additional capital the Company could provide. The Company anticipates that it will seek to merge with or acquire an existing business. After the merger or acquisition has taken place, the surviving entity will be the Company, however, management from the acquired entity will in all likelihood operate the Company. There is a remote possibility that the Company may seek to acquire and operate an ongoing business, in which case the existing management might be retained. Due to the absence of capital available for investment by the Company, the types of business seeking to be acquired by the Company will invariably be smaller and higher risk types of businesses. In all likelihood, a business opportunity will involve the acquisition of or merger with a corporation which does not need additional cash but which desires to establish a public trading market for its Common Stock. Accordingly, the Company's ability to acquire any business of substance will be extremely limited.

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

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and costs for accountants, attorneys and others. The Company's principal stockholders anticipate funding the Company's operations, including providing funds necessary to search for acquisition candidates, until an acquisition candidate is found, without regard to the amount involved. Accordingly, no alternative cash resources have been explored.

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

Rights of Dissenting Shareholders

     Under the Colorado Corporation Code, a business combination typically requires the approval of two- thirds of the outstanding shares of both participating companies. The Company's Articles of Incorporation reduce the voting requirement to a majority of the Company's outstanding Common Stock. Shareholders who vote against any business combination in certain instances may be entitled to dissent and to obtain payment for their shares pursuant to Sections 7-4-123 and 7-4-124 of the Colorado Corporation Code. The requirement of approval of the Company's shareholders in any business combination is limited to those transactions identified as a merger or a consolidation. A business combination identified as a share exchange under which the Company would be the survivor does not require the approval of the Company's shareholders, nor does it entitle shareholders to dissent and obtain payment for their shares. Accordingly, unless the acquisition is a statutory merger, requiring shareholder approval, the Company will not provide shareholders with a disclosure document containing audited or unaudited financial statements, prior to such acquisition.

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

     None of the Company's officers, directors, promoters, their affiliates or associates have had any preliminary contact or discussions with and there are no present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction.

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

     As of April 30, 2002, the Company has 235 holders of record of its Common Stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

     The Company seeks merger candidates with ongoing operations. As of December 31, 2001, the Company had not identified any such candidates.

Results of Operations

Year Ended December 31, 2001 vs. Year Ended December 31, 2000.

     No operating revenues were generated during the years ended December 31, 2001 and 2000. Operating expenses decreased by $4,820 to $8,969 for the year ended December 31, 2001 compared to $13,789 for the year ended December 31, 2000. The Company's net loss decreased to $13,211 for the year ended December 31, 2001 compared to $16,495 for the year ended December 31, 2000.

Liquidity and Capital Resources

     During 2001, stockholders loaned $9,150 to the Company. The loans bear interest at 12% and are payable upon demand. The Company had a working capital deficiency of $46,127 at December 31, 2001.

     The Company does not have sufficient funds to continue its operating activities. Future operating activities are expected to be funded by loans from major stockholders.

ITEM 7. FINANCIAL STATEMENTS
----------------------------

                             ZEDIK ENTERPRISES, INC.
                          (A Development Stage Company)
                          INDEX TO FINANCIAL STATEMENTS




Financial Statements                                                        Page
--------------------                                                        ----
 Independent Auditors' Report                                                F-2

 Balance Sheet as of December 31, 2001                                       F-3

 Statements of Operations for the years ended December 31, 2001 and
  2000 and for the period from February 23, 1996 (date of inception)
  to December 31, 2001                                                       F-4

 Statements of Changes in Stockholders' Equity (Deficit) for the
  years ended December 31, 2001, 2000, 1999, 1998, 1997 and 1996             F-5

 Statements of Cash Flows for the years ended December 31, 2001 and 2000 and for the period from February 23, 1996 (date of inception)
  to December 31, 2001                                                       F-6

 Notes to Financial Statements                                               F-7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Zedik Enterprises, Inc.


We have audited the accompanying balance sheet of Zedik Enterprises, Inc. (a development stage Company) as of December 31, 2001, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000 and for the period from February 23, 1996 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zedik Enterprises, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and for the period from February 23, 1996 (date of inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $13,211 during the year ended December 31, 2001, and, as of that date had a working capital deficiency of $46,127 and a stockholders' deficit of $46,127. As discussed in Note 1 to the financial statements, the Company's operating losses, working capital deficiency and stockholders' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                              Angell & Deering
                                              Certified Public Accountants


Denver, Colorado
April 30, 2002

                             ZEDIK ENTERPRISES, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                DECEMBER 31, 2001




                                     ASSETS
                                     ------

Current Assets:
  Cash and cash equivalents                                            $  1,666
                                                                       --------

     Total Assets                                                      $  1,666
                                                                       ========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


Current Liabilities:
  Accounts payable - trade                                             $  1,000
  Notes payable - stockholders                                           38,850
  Accrued interest - stockholders                                         7,943
                                                                       --------

     Total Current Liabilities                                           47,793
                                                                       --------


Stockholders' Equity (Deficit):
  Preferred stock:  no par value, 10,000,000 shares
   authorized, none issued or outstanding                                  --
  Common stock:  no par value, 25,000,000 shares
   authorized, 976,200 shares issued and outstanding                      2,602
  Deficit accumulated during the development stage                      (48,729)
                                                                       --------

     Total Stockholders' Equity (Deficit)                               (46,127)
                                                                       --------

     Total Liabilities and Stockholders' Equity (Deficit)              $  1,666
                                                                       ========



                     The accompanying notes are an integral
                       part of these financial statements.



                             ZEDIK ENTERPRISES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                 Year Ended       February 23, 1996
                                                 December 31,       (Inception) To
                                            ----------------------   December 31,
                                              2001         2000          2001
                                            ---------    ---------    ---------
Revenue                                     $    --      $    --      $    --

Operating expenses                              8,969       13,789       40,786
                                            ---------    ---------    ---------

   Loss From Operations                        (8,969)     (13,789)     (40,786)

Other Income (Expense):
  Interest expense - stockholders              (4,242)      (2,706)      (7,943)
                                            ---------    ---------    ---------

   Net Income (Loss)                        $ (13,211)   $ (16,495)   $ (48,729)
                                            =========    =========    =========

Net Income (Loss) Per Basic and Diluted
 Share of Common Stock                      $    (.01)   $    (.02)   $    (.05)
                                            =========    =========    =========

Weighted Average Number of Basic and
 Diluted Common Shares Outstanding            976,200      976,200      974,262





                     The accompanying notes are an integral
                       part of these financial statements.



                             ZEDIK ENTERPRISES, INC.
                          (A Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                    Common Stock
                                                 ------------------- Accumulated
                                                  Shares     Amount    Deficit
                                                 --------   --------   --------

Balance at February 23, 1996 (inception)             --     $   --     $   --

Shares of common stock issued in February
 1996 for cash at $.002 per share                 895,000      1,790       --

Shares of common stock issued in
 April 1996 Private Placement
 distribution for no cash, valued
 at $.01 per share                                 81,200        812       --

Net loss                                             --         --       (2,475)
                                                 --------   --------   --------

Balance at December 31, 1996                      976,200      2,602     (2,475)

Net loss                                             --         --          (46)
                                                 --------   --------   --------

Balance at December 31, 1997                      976,200      2,602     (2,521)

Net loss                                             --         --          (47)
                                                 --------   --------   --------

Balance at December 31, 1998                      976,200      2,602     (2,568)

Net loss                                             --         --      (16,455)
                                                 --------   --------   --------

Balance at December 31, 1999                      976,200      2,602    (19,023)

Net loss                                             --         --      (16,495)
                                                 --------   --------   --------

Balance at December 31, 2000                      976,200      2,602    (35,518)

Net loss                                             --         --      (13,211)
                                                 --------   --------   --------

Balance at December 31, 2001                      976,200   $  2,602   $ 48,729
                                                 ========   ========   ========




                     The accompanying notes are an integral
                       part of these financial statements.



                             ZEDIK ENTERPRISES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                   Year Ended     February 23, 1996
                                                   December 31,     (Inception) To
                                               --------------------   December 31,
                                                 2001        2000        2001
                                               --------    --------    --------

Cash Flows From Operating Activities:
  Net income (loss)                            $(13,211)   $(16,495)   $(48,729)
  Adjustments to reconcile net
   income (loss) to net cash (used)
   by operating activities:
    Issuance of common stock in Private
     Placement distribution                        --          --           812
   Changes in assets and liabilities:
    Accounts payable                              1,000      (2,500)      1,000
    Accrued interest                              4,242       2,706       7,943
                                               --------    --------    --------

       Net Cash (Used) By Operating
        Activities                               (7,969)    (16,289)    (38,974)
                                               --------    --------    --------

Cash Flows From Financing Activities:
  Proceeds from stockholder loans                 9,150      15,000      38,850
  Issuance of common stock                         --          --         1,790
                                               --------    --------    --------

       Net Cash Provided By Financing
        Activities                                9,150      15,000      40,640
                                               --------    --------    --------

       Net Increase (Decrease) in Cash
        and Cash Equivalents                      1,181      (1,289)      1,666

       Cash and Cash Equivalents at
        Beginning of Period                         485       1,774        --
                                               --------    --------    --------

       Cash and Cash Equivalents at
        End of Period                          $  1,666    $    485    $  1,666
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

        Net Income (Loss) Per Basic and Diluted Share of Common Stock
        -------------------------------------------------------------
          Basic earnings per common share is calculated by dividing net income
          (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period increased by the dilutive potential common shares ("dilutive securities") that were outstanding during the period. Dilutive securities include outstanding stock options and warrants. Dilutive securities relating to stock options and warrants are included in the calculation of diluted earnings per share using the treasury stock method.

          The basic and diluted earnings per share are the same because the Company did not have any outstanding stock options or warrants during the periods presented.

                             ZEDIK ENTERPRISES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies (Continued)
     ------------------------------------------------------
        Estimates
        ---------
          The preparation of the Company's financial statements in conformity with accounting principals generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Recently Issued Accounting Standards
        ------------------------------------
          In June 2001, the Financial Accounting Standard Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company will adopt SFAS No. 142 on January 1, 2002 and does not expect any impact on the Company's financial statements.

          In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS No. 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset. The Company will adopt SFAS No. 143 on January 1, 2002 and does not currently expect any impact on the Company's financial statements.

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The Company will adopt SFAS No. 144 on January 1, 2002 and does not currently expect any impact on the Company's financial statements.

2.   Notes Payable - Stockholders
     ----------------------------
          12% unsecured demand notes payable to Stockholders.     $38,850
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

                             ZEDIK ENTERPRISES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


4.   Income Taxes
     ------------
          The components of the provision for income taxes are as follows:


                                                 Year Ended   February 23, 1996
                                                 December 31,   (Inception) To
                                              -----------------   December 31,
                                               2001       2000       2001
                                              ------     ------     ------
          Current:
            Federal                           $ --       $ --       $ --
            State                               --         --         --
                                              ------     ------     ------

             Total                              --         --         --
                                              ------     ------     ------

           Deferred:
            Federal                             --         --         --
            State                               --         --         --
                                              ------     ------     ------

             Total                              --         --         --
                                              ------     ------     ------

          Total Provision For Income Taxes    $ --       $ --       $ --
                                              ======     ======     ======


          The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision (benefit) for income taxes as follows:


                                                          Year Ended   February 23, 1996
                                                          December 31,  (Inception) To
                                                        ---------------   December 31,
                                                        2001       2000       2001
                                                        ----       ----       ----
          Federal statutory rate                        (34)%      (34)%      (34)%
          State income taxes, net of federal benefits    (3)        (3)        (3)
          Valuation allowance                            37         37         37
                                                        ----       ----       ----

          Total                                          -- %       -- %       -- %
                                                        ====       ====       ====


          The following is a reconciliation of the provision for income taxes to income before provision for income taxes computed at the federal statutory rate of 34%.

                                                                 Year Ended       February 23, 1996
                                                                 December 31,      (Inception) To
                                                          ----------------------    December 31,
                                                            2001          2000          2001
                                                          --------      --------      --------

          Income taxes at the federal statutory rate      $ (4,492)     $ (5,608)     $(16,568)
          Federal surtax exemption                           2,510         3,134         9,258
          State income taxes, net of federal benefits         (396)         (496)       (1,660)
          Valuation allowance                                2,378         2,970         8,970
                                                          --------      --------      --------

          Total                                           $   --        $   --        $   --
                                                          ========      ========      ========


                                       F-9

                             ZEDIK ENTERPRISES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


4.   Income Taxes (Continued)
     ------------------------
          Significant components of deferred income taxes as of December 31, 2001 are as follows:

          Net operating loss carry forward                    $ 9,227
                                                              -------

          Total deferred tax asset                              9,227

          Less valuation allowance                             (9,227)
                                                              -------

          Net Deferred Tax Asset                              $  --
                                                              =======

          The Company has assessed its past earnings history and trends and expiration dates of carryforwards and has determined that it is more likely than not that no deferred tax assets will be realized. A valuation allowance of $9,227 as of December 31, 2001 is maintained on deferred tax assets which the Company has not determined to be more likely than not realizable at this time. The net change in the valuation allowance for deferred tax assets was an increase of $2,502 for the year ended December 31, 2001. The Company will continue to review this valuation on a quarterly basis and make adjustments as appropriate.

          As of December 31, 2001 the Company had net operating loss carryforwards of approximately $48,700. The net operating losses can be carried forward twenty years to offset future taxable income. The net operating loss carryforwards expire in the years 2011 through 2021.

5.   Related Party Transactions
     --------------------------
          Notes payable - stockholders (Note 2). The Company recognized interest expense of $4,242, $2,706 and $7,943 for the years ended December 31, 2001 and 2000 and for the period from February 23, 1996 (date of inception) to December 31, 2001, respectively, on the notes payable to stockholders. Accrued interest of $7,943 was payable to stockholders at December 31, 2001.

6.   Fair Value of Financial Instruments
     -----------------------------------
          Disclosures about Fair Value of Financial Instruments for the Company's financial instruments are presented in the table below. These calculations are subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore, the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used could significantly affect the results. The following table presents a summary of the Company's financial instruments as of December 31, 2001:

                                                  Carrying    Estimated
                                                   Amount     Fair Value
                                                   ------     ----------
          Financial Assets:
           Cash and cash equivalents               $ 1,666     $ 1,666

          Financial Liabilities:
           Notes payable                            38,850      38,850


          The carrying amounts for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the short maturities of these instruments. The fair value of the notes payable approximates fair value because of the market rate of interest on the notes.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

     The name, age and position held in the Company by its executive officers and directors are as follows:

                                                                Officer/Director
Name                    Age             Position                     Since
----                    ---             --------                     -----

Earnest Mathis          42              President and Director        1996

Gary J. McAdam          50              Secretary/Treasurer           1996
                                        and Director

Gary A. Agron           57              Director                      1996

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

Earnest Mathis - President and Director

     Since February 1996 to the present, Mr. Mathis has been President and a member of the Board of Directors of the Company and Vov Enterprises, Inc., an inactive Colorado-based reporting company. From February 2001 to the present, Mr. Mathis has been the President, Chief Financial Officer and a member of the Board of Directors of Care Concepts, Inc., a publicly-held shell corporation. From January 1999 to January 2002, Mr. Mathis was Chief Executive Officer and Chief Financial Officer of Milestone Capital, Inc. and served as the company's sole director. Milestone is a publicly held shell corporation. In January 2002, Milestone acquired Elite Agents, Inc. in a stock for stock transaction and Mr. Mathis resigned as an officer and director at that time. From January 1987 to the present, Mr. Mathis has been President and a member of the Board of Directors of Inverness Investments, a privately held financial consulting company in Denver, Colorado. From February 1998 to the present, Mr. Mathis has served as Manager of Amerigolf, LLC, a golf course development company. From January 1997 to the present, Mr. Mathis has served as President of Integrated Medical Services, Inc. (IMS). IMS, through its wholly owned subsidiary, transports and processes medical waste from small and large generators of medical waste. In March 1999, IMS sold 100% of its assets to publicly held Stericycle, Inc. Since March of 2002 Mr. Mathis has been Managing Director of Waveland Colorado Ventures, LLC Waveland is a Colorado Certified Capital Company that invests and loans money to Colorado based businesses. Mr. Mathis attended Denver University where he studied finance and since 1992, has been a member of the Denver Society of Securities Analysts.

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

     There is no family relationship between any director or executive officer and any other director or executive officer.

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

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

     None of the Company's executive officers or directors received compensation in excess of $100,000 for the years ended December 31, 2001 or 2000 and none currently receive any compensation. The Company does not anticipate entering into employment agreements with any of its officers or directors in the near future. Directors do not receive compensation for their services as directors and are not reimbursed for expenses incurred in attending board meetings.

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

Option Grants in Last Year and Stock Option Grants

     The following table provides information on option grants during the year ended December 31, 2001, to the named executive officers:

Individual Grants

                           % of Total Options
                 Options       Granted to
Name             Granted    Employees in Year   Exercise Price   Expiration Date
----             -------    -----------------   --------------   ---------------
Earnest Mathis     -0-             0%                -----            -----
Gary J. McAdam     -0-             0%                -----            -----
Gary A. Agron      -0-             0%                -----            -----

Aggregate Option Exercise of Last Fiscal year and Fiscal Year-End Option Values

     There were no executive officers' unexercised options at December 31, 2001. No shares of Common Stock were acquired upon exercise of options during the fiscal year ended December 31, 2001.

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

                                       Amount of               Percent
Name                                   Ownership               of Class
----                                   ---------               --------

Earnest Mathis (1)                      298,334                 30.56%
26 West Dry Creek Circle, Suite 600
Littleton, CO 80120

Gary J. McAdam (2)                      298,333                 30.56%
6041 South Syracuse Way, Suite 307
Englewood, CO 80111

Gary A. Agron                           298,333                 30.56%
5445 DTC Parkway, Suite 520
Englewood, CO 80111

All officers and directors as a         895,000                 91.68%
group (3 persons) (1)(2)

----------
(1) Represents 298,334 shares held in the name of Mathis Family Partners, Ltd., a Colorado limited partnership of which Mr. Mathis is the general partner.
(2) Represents 298,333 shares held in the name of GM/CM Family Partners, Ltd., a Colorado limited partnership of which Mr. McAdam is the general partner.

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

     Since inception, the Company's principal stockholders have loaned an aggregate of $38,850 to the Company at 12% interest, unsecured, payable on demand. Accrued interest of $7,943 was payable as of December 31, 2001. To date, no payments of principal or interest have been made.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     a.   Exhibits:

          Exhibit No.       Title
          -----------       -----

          2.01              Articles of Incorporation of the Registrant (1)

          2.02              Bylaws of the Registrant (1)

          (1)  Filed with the Company's Form 10-SB on Apri 6, 1999.

     b.   Reports on Form 8-K.

          No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Littleton, Colorado, on May 8, 2002.

                                       ZEDIK ENTERPRISES, INC.



                                       By: /s/ Earnest Mathis
                                       -----------------------------------------
                                       Earnest Mathis, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on the dates indicated.

        Signature                    Title                           Date
        ---------                    -----                           ----


/s/ Earnest Mathis           President and Director               May 8, 2002
--------------------------
Earnest Mathis

/s/ Gary J. McAdam           Secretary/Treasurer (Chief           May 8, 2002
--------------------------   Financial Officer) and
Gary J. McAdam               Director


/s/ Gary A. Agron            Director                             May 8, 2002
--------------------------
Gary A. Agron